Form 10-Q
period 2008-09-30
Enterprise IV CORP
filed 2008-11-14
CIK 1440822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[ X ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period June 18, 2008 to September 30, 2008

Commission File Number: 000-53365

Enterprise IV Corporation

(Exact name of small business issuer as specified in its charter)

Florida	26-2676674
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5976 20th Street No 177, Vero Beach, FL 32966
(Address of principal executive offices)

(772) 794-2804
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,100,000  common shares as of  November 12, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2008 and June 17, 2008 (audited);

F-2	Statements of Operations for the three months and transition period ended September 30, 2008 and period from inception (April 16, 2008) through September 30, 2008;

F-3	Statement of Stockholders’ Equity from inception (April 16, 2008) through September 30, 2008;

F-4	Statements of Cash Flows for the three months and transition ended September 30, 2008 and period from inception (April 16, 2008) through September 30, 2008;

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ENTERPRISE IV CORPORATION

(A Development Stage Company)

Balance Sheets

As of September 30, 2008 and June 17, 2008

ASSETS

	September 30, 2008	June 17, 2008
	(unaudited)	(audited)

CURRENT ASSETS

Cash	$100	$100
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,000	$-

Total Current Liabilities	1,000	-

Long Term Liabilities (Shareholders loan)	$-	-

TOTAL LIABILITIES	$1,000	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Convertible Stock: $0.001 par value; 50,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.001 par value; 100,000,000 shares authorized; 2,100,000shares issued and outstanding	2,000	2,000
Additional paid-in capital	100	100
Accumulated deficit during the development stage	(3,100)	(2,100)

Total Stockholders' Equity (Deficit)	(900)	100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$100	$100

The accompanying notes are an integral part of these financial statements.

ENTERPRISE IV CORPORATION

(A Development Stage Company)

Statements of Expenses

For the three month and transition period ended September 30, 2008

And April 16, 2008 (inception)  through September 30, 2008

(unaudited)

	For the Three Months Ended September 30, 2008	From Inception On April 16, 2008 Through September 30, 2008

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES

General and administrative	1,000	3,100

Total Operating Expenses	1,000	3,100

LOSS FROM OPERATIONS	(1,000)	(3,100)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,000)	$(3,100)	$

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.001)	$(0.001)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

ENTERPRISE IV CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

 For April 16, 2008 (Inception) Through September 30, 2008

						Accumulated	Total
					Additional	(Deficit)	Stockholders’
	Preferred Stock		Common Stock		Paid-in	During the
	Number of		Number of			Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Inception – April 16, 2008 (1)	100,000	$ 100	-	$ -	$ -	$ -	$ 100

Issuance of stock to incorporator for expenses	-	-	2,100,000	2,000	100	-	2,100

Net loss for period	-	-	-	-	-	(3,100)	(3,100)

Balances – September 30, 2008	100,000	$ 100	2,100,000	$ 2,000	$ 100	$ (3,100)	$ (900)

(1) Series A Preferred Convertible Stock, with one (1) vote per share.

The accompanying notes are an integral part of these financial statements.

ENTERPRISE IV CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Three Months and transition period Ended September 30, 2008	From Inception On April 16, 2008 Through September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,000)	$(3,100)

Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Accoutns payable	1,000	1,000

Net Cash Flows used in Operations	-	(2,100)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash proceeds from the issuance of founders shares	-	2,200

Increase (decrease) in long-term liabilities (shareholders loan)	-	-

Net Cash Flows provided by Financing Activities	1,000	2,200

Net increase (decrease ) in cash	-	100

Cash and cash equivalents - Beginning of period	100	-

Cash and cash equivalents - End of period	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest Paid	-	-

Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ENTERPRISE IV CORPORATION

Notes to Financial Statements

September 30, 2008 and June 17, 2008

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended June 17, 2008 as reported in Form 10 filed with the SEC.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Transition Period

Enterprise IV intended to register as a calendar year end company however when our Form 10 was filed with the SEC which included an audit of the period ended June 17, 2008 we did not clearly specify what period we intended our reporting period to be. As a result we have filed an 8K announcing our intention to have a year end of December 31st. Our report on this transitional Form 10-Q reports on financial results from the period of June 18, 2008 to September 30, 2008. We intend to file an audit of the transactional period of June 18, 2008 to December 31, 2008 within 90 days after the year ended December 31, 2008. Our result for the quarter ended September 30, 2008 and the period from June 18, 2008 do not materially defer given that we are a blank check company with minimal activity.

NOTE 2 - GOING CONCERN

Enterprise IV Corporation does not meet the test of “going concern;” instead the corporation was formed to pursue a business combination with target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. As of this date the company has not finalized a business combination and there can be no assurances that we will be successful in locating or negotiating with any target business opportunity and, as such, the Company has been in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholders. Enterprise IV Corporation’s financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Enterprise IV's ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

NOTE 3 – ACCOUNTS PAYABLE

Accoutns payable represents expenses incurred and unpaid related to professional fees during the quarter ended September 30, 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview and Plan of Operation

The Company has been in existence less than one year with no operations comparable financial information is not provided.

The Company was organized as a vehicle to investigate and, if such investigation warrants, combine with a target business opportunity seeking the perceived advantages of being a publicly held corporation. During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and costs related to consummating a business combination. The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months will be paid with money in our treasury and additional amounts, as necessary, will be loaned to or invested in the Company by our stockholders, management or other investors.

The Company may consider a business opportunity which has recently commenced operations, or is a developing company in need of additional funds for expansion into new products or markets, or is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination, acquisition or merger may be concluded with a company that does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense and loss of voting control which may occur in a public offering.

Our officers and director have not had any binding contact or discussions with any representative of any other entity regarding a business combination with the Company. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent on a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapidly changing technologies occurring in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Subsequent to September 30, 2008, we have an agreement in principal to merge with another operating entity; however, the merger has not yet been finalized and no assurance can be provided that the merger transaction will be completed. If completed a change in control will take place.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Enterprise Creations, LLC, our sole stockholder, or another source.

During the next 12 months, we anticipate incurring costs related to filing of Exchange

Act reports and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may also consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our President, Treasurer and Director, Mr. William D. Kyle, has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations for the three months ended September 30, 2008 and period from inception (April 16, 2008) through September 30, 2008.

We did not earn any revenues from inception (April 16, 2008) through September 30, 2008. We recognized a net loss of $1,000 for the three months ended September 30, 2008, and a net loss of $3,100 for the period from inception through September 30, 2008.  Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of September 30, 2008, we had no significant capital resources. We currently do not engage nor intend to engage in any in business activities that provide cash flow until we enter into a successful business combination. We rely upon funds in our treasury, if any, or upon additional funds contributed by Enterprise Creations LLC, our sole stockholder, to fund administrative expenses and the investigation and analysis of potential business combinations.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management's plans include seeking a merger with an existing operating company.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Corporate Secretary, Mr. Robert Smith.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

Risk Factors

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

1. WE HAVE NO OPERATING HISTORY

We have no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. It is highly likely that we will sustain expenses associated with maintaining a shell operation while endeavoring to identify a target business opportunity. Although our target business evaluation will seek to combine with a business opportunity that generates revenue, profits and immediate cash flow, there can be no assurance that if and when we have identified and consummated a business combination with a target business opportunity that we will be able to generate revenue, profits or cash flow.

2. WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION

We have no final arrangements or agreement or understanding with respect to a combination, acquisition or merger of a private or public business opportunity, and no assurances can be given that we will successfully conclude any sort of business combination. We cannot guarantee that we will be able to negotiate and finalize a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

3. OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. While management is proactively seeking business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in reaching terms with candidates meeting those criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor business or joint venture partner and numerous other factors beyond our control.

4. MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs in total. Our officers and directors have not entered into any written employment agreements with the Company and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

5. THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition of a business opportunity as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business opportunity or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to combine with, acquire, or merger with a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be made unilaterally by our management who may act without the consent, vote or approval of our stockholders.

6. THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Furthermore, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers are currently involved with other blank check companies and possible conflicts in the pursuit of business combinations with such other blank check companies with which they are now involved, or may become involved with in the future. If we and the other blank check companies with which our officers and directors are affiliated desire to take advantage of the same business opportunity, then the officers and directors that are affiliated with both companies would have to abstain from voting upon that business opportunity.

7. THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with the SEC reporting requirements may delay or preclude a business combination, acquisition or merger with a business opportunity. Sections 12 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements of the company acquired, possibly covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare those statements may significantly delay or essentially preclude a business combination, acquisition merger. Consequently, otherwise suitable acquisition prospects that do not have or unable to obtain the required audited statements may be inappropriate for acquisition as long as the reporting requirements of the Exchange Act remain applicable.

8. THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking business combinations, acquisitions, mergers, joint ventures or acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

9. THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

10. ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination, acquisition or merger with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self sufficiency and balance of payments positions and in other respects.

11. THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Our outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

12. THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity. We cannot guarantee however that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

13. THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 50,000,000 shares of preferred convertible stock. Any merger or acquisition with a business opportunity effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arms-length basis by our management resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but un-issued shares without stockholder approval. To the extent that additional shares of common stock or preferred convertible stock are issued in connection with a business combination or otherwise, dilution of the interests of our stockholders will occur and the rights of the holders of common stock may be materially and adversely affected.

14. BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger”. Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

15.  WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS THAT OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system or on the “pink sheets”, where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a SEC rule that if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Previously included as an exhibit to the Registration Statement on Form 10-SB12G filed on November 20, 2007

(1)

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enterprise IV Corporation

Date:	November 14, 2008

By: /s/William D. Kyle William D. Kyle President, Treasurer, and Director

Enterprise VI Corporation

Date:	November 14, 2008

By: /s/Robert Smith Robert Smith Corporate Secretary and Director